Form 10-K/A
period 2018-12-31
Arcturus Therapeutics Ltd.
filed 2019-04-10
CIK 1566049

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

The number of Registrant’s Ordinary Shares outstanding as of March 1, 2019 was 10,761,523.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K (the “Initial Form 10-K”) of Arcturus Therapeutics Ltd. (“we,” “us,” “Arcturus,” or the “Company”) for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”), on March 18, 2019 (SEC File No. 001-35932), is being filed solely for the purpose of attaching as Exhibit 10.14 a redacted copy of the Amended and Restated Joint Venture, Research Collaboration and License Agreement, dated July 14, 2018, by and between Providence Therapeutics Inc. and Arcturus Therapeutics, Inc., a wholly owned subsidiary of the Company.

This Amendment does not reflect events occurring after the filing of the Initial Form 10-K or modify or update the disclosures contained in the Initial Form 10-K in any way other than as discussed above. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain certifications by our principal executive officer and principal financial officer.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1) No financial statements or schedules are filed with this Amendment.

(2) No financial statements or schedules are filed with this Amendment.

(3) The Exhibit Index from the Initial Form 10-K is incorporated herein by reference, except that Exhibit 10.14 from the Initial Form 10-K is hereby replaced with Exhibit 10.14 of this Amendment.

(b)	The following exhibits are filed as part of this Amendment:

10.14 Amended and Restated Joint Venture, Research Collaboration and License Agreement, dated as of July 14, 2018 by and between Arcturus Therapeutics, Inc. and Providence Therapeutics, Inc.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(c)	Not applicable.

Exhibit Index

Exhibit Number	Description

10.14*	Amended and Restated Joint Venture, Research Collaboration and License Agreement, dated as of July 14, 2018 by and between Arcturus Therapeutics, Inc. and Providence Therapeutics, Inc.

31.1*	Certification by Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ARCTURUS THERAPEUTICS LTD.

Date: April 10, 2019	By:	/s/ Joseph E. Payne
Name: Joseph E. Payne
Title: President, Chief Executive Officer and Director

3